Form 10-K
period 2021-12-31
NUONCOLOGY LABS INC
filed 2022-03-10
CIK 1066719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-26113

_____________________

NUONCOLOGY LABS, INC.

(Exact name of registrant as specified in its charter)

_____________________

Florida	65-0019376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7339 E. Williams Drive, Unit 26496, Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

602.793.8058

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 7, 2022, there were 98,783,664 shares outstanding of the registrant’s common stock.

i

PART I

Item 1.	Business

(a) Business Development

NuOncology Labs, Inc. (OTC “NLAB”) was incorporated under the laws of the State of Florida on November 6, 1994 as Choice Book & Video, Inc. The company had no business operations at this time. On April 9, 1998, the Company filed an amendment to its Articles of Incorporation and changed its name to Littman Resources, Inc. with a mergers and acquisitions business model.

In June 1998 the Company merged with NuOncology Labs, Inc. whereby NuOncology Labs, Inc. became the surviving company and on June 26, 1998, filed an amendment to its Articles of Incorporation and changed its name to NuOnclology Labs, Inc.

NuOncology Labs, Inc. operated as commercial laboratory and provided predictive chemosensitivity and immunotherapy predictive tests on biopsy tissues and other oncological laboratory testing services and products. NLAB’s operations included development, identification, testing and licensing of cancer treatment compounds.

Business operations for NuOncology Labs, Inc. were abandoned by former management and a custodianship action, as described in the subsequent paragraph, was commenced in 2021.

On October 1, 2021, the Circuit Court of the Nineth Judicial Circuit in and for Orange County, Florida granted the Application for Appointment of Custodian as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The order appointed Small Cap Compliance, LLC (the “Custodian”) custodian with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock, and authorize new classes of stock.

The court awarded custodianship to the Custodian based on the absence of a functioning board of directors, revocation of the company’s charter, and abandonment of the business. At this time, the Custodian appointed Rhonda Keaveney as sole officer and director.

The Custodian attempted to contact the Company’s officers and directors through letters, emails, and phone calls, with no success.

Small Cap Compliance, LLC (“SCC”) is a shareholder in the Company and applied to the Court for an Order appointing SCC as the Custodian. This application was for the purpose of reinstating NLAB’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

The Custodian performed the following actions in its capacity as custodian:

•	Funded any expenses of the company including paying off outstanding liabilities

•	Brought the Company back into compliance with the Florida Secretary of State, resident agent, transfer agent

•	Appointed officers and directors and held a shareholders meeting

The Custodian paid the following expenses on behalf of the company:

Florida Secretary of State for reinstatement of the Company, $1,500

Transfer agent, Issuer Direct, $6,000

Amended and Restated Articles of Incorporation for the Company, $175

Audit expenses, $17,500

Upon appointment as the Custodian of NLAB and under its duties stipulated by the Florida court, the Custodian took initiative to organize the business of the issuer. As Custodian, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Florida Secretary of State. The Custodian also had authority to enter into contracts and find a suitable merger candidate. SCC was compensated for its role as custodian in the amount of 500,000 shares of Restricted Common Stock and 250,000 shares of Convertible Preferred A Series Stock. The Custodian did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was terminated on December 9, 2021.

Small Cap Compliance, LLC is controlled by Rhonda Keaveney, its sole member.

The Company filed a Form D under Rule 504 (b)(1)(iii) in 1998 and filed Form SB12G in 1999 but withdrew the registration on July 9, 1999. The Company has obtained a debt write off legal opinion, see Exhibit A

We are currently a shell company, as defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2.

(b) Business of Issuer

Since October of 2021, the Company’s operations consist of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. At this time, the Company has no arrangements or understandings with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which the Company may become an operating company.

Opportunities may come to the Company’s attention from various sources, including our management, our stockholders, professional advisors, securities broker dealers, venture capitalists and private equity funds, members of the financial community and others who may present unsolicited proposals. At this time, the Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder in regard to any business opportunities. While it is not currently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, such firms may be retained if such arrangements are deemed to be in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company has not restricted its search to any particular business, industry, or geographical location. In evaluating a potential transaction, the Company analyzes all available factors and make a determination based on a composite of available facts, without reliance on any single factor.

It is not possible at this time to predict the nature of a transaction in which the Company may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of the Company and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation, or reorganization of the Company with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, our present management and stockholders may not have control of a majority of the voting shares of the Company following reorganization or other financial transaction. As part of such a transaction, some or all of the Company’s existing directors may resign and new directors may be appointed. The Company’s operations following the consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

The Company expects to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuate.

At present financial revenue has not yet been realized. The Company hopes to raise capital in order to fund the acquisitions.

All statements involving our business plan are forward looking statements and have not been implemented as of this filing.

The Company is moving in a new direction, statements made relating to our business plan are forward looking statements and we have no history of performance. Current management does not have any experience in acquisition of companies but is actively looking for a suitable person to incorporate into the management team.

The analysis will be undertaken by or under the supervision of our management. As of the date of this filing, we have not entered into definitive agreements. In our continued efforts to analyze potential business plan, we intend to consider the following factors:

•	Potential for growth, indicated by anticipated market expansion or new technology;

•	Competitive position as compared to other businesses of similar size and experience within our contemplated segment as well as within the industry as a whole;

•	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance and other required items;

•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources;

•	The extent to which the business opportunity can be advanced in our contemplated marketplace; and

•	Other relevant factors

In applying the foregoing criteria, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Additionally, we will be competing against other entities that may have greater financial, technical, and managerial capabilities for identifying and completing our business plan.

We are unable to predict when we will, if ever, identify and implement a business plan. We anticipate that proposed business plan would be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

We expect that our due diligence will encompass, among other things, meetings with incumbent management of the target business and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to the Company. This due diligence review will be conducted either by our management or by third parties we may engage. We anticipate that we may rely on the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.

We may incur time and costs required to select and evaluate our business structure and complete our business plan, which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business that is not ultimately completed may result in a loss to the Company. These fees may include legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. We have no present arrangements for any of these types of fees.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys, consultants, and others. Costs may be incurred in the investigation process, which may not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

As of the time of this filing, the Company has not implemented a business combination. Our business plan is to merge with, or acquire, an operating entity that offers product or service growth potential. We are actively looking for a suitable merger candidate and evaluating potential target companies that align with our business plan. This will require review of financials, products and management of the merger candidate. We anticipate the review process could take up to 30 days after a viable candidate is located.

Competition

NuOncology Labs, Inc. is in direct competition with many other entities in its efforts to locate a suitable transaction. Included in the competition are business development companies, special purpose acquisition companies (“SPACs”), venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management consultant firms and private individual investors. Many of these entities possess greater financial resources and are able to assume greater risks than those which NuOncology Labs, Inc. could consider. Many of these competing entities also possess significantly greater experience and contacts than NuOncology Labs, Inc.’s management. Moreover, the Company also competes with numerous other companies similar to it for such opportunities.

Effect of Existing or Probable Governmental Regulations on the Business

Upon effectiveness of our Form 10, we will be subject to the Exchange Act and the Sarbanes-Oxley Act of 2002. Under the Exchange Act, we will be required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also (1) requires steps be taken to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; (2) establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; (3) creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; (4) prohibits certain insider trading during pension fund blackout periods; and (5) establishes a federal crime of securities fraud, among other provisions.

We will also be subject to Section 14(a) of the Exchange Act, which requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A. Preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are provided to our stockholders.

Employees

The Company currently has one executive officer. Rhonda Keaveney serves as Chief Executive Officer and Chief Financial Officer. Ms. Keaveney is the sole member of the custodian, Small Cap Compliance, LLC.

Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that NuOncology Labs, Inc. will have any full-time or other employees, except as may be the result of completing a transaction.

Item 1A.	Risk Factors

Risks Relating to Our Business

Our future business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

Resale limitations of Rule 144(i) on your shares

According to the Rule 144(i), Rule 144 is not available for the resale of securities initially issued by either a reporting or non-reporting shell company. Moreover, Rule 144(i)(1)(ii) states that Rule 144 is not available to securities initially issued by an issuer that has been “at any time previously” a reporting or non-reporting shell company. Rule 144(i)(1)(ii) prohibits shareholders from utilizing Rule 144 to sell their shares in a company that at any time in its existence was a shell company. However, according to Rule 144(i)(2), an issuer can “cure” its shell status.

To “cure” a company’s current or former shell company status, the conditions of Rule 144(i)(2) must be satisfied regardless of the time that has elapsed since the public company ceased to be a shell company and regardless of when the shares were issued. The availability of Rule 144 for resales of shares issued while the company is a shell company or thereafter may be restricted even after the expiration of the one-year period since it filed its Form 10 information if the company is not current on all of its periodic reports required to be filed within the SEC during the 12 months before the date of the shareholder’s sale. Thus, the company must file all 10-Qs and 10K for the preceding 12 months and since the filing of the Form 10, or Rule 144 is not available for the resale of securities

We have extremely limited assets, have incurred operating losses, and have no current source of revenue

We have had minimal assets. We do not expect to generate revenues until we begin to implement a business plan. We can provide no assurance that we will produce any material revenues for our stockholders, or that our contemplated business will operate on a profitable basis.

We will, likely, sustain operating expenses without corresponding revenues, at least until the consummation of a business plan. This may result in our incurring a net operating loss that will increase unless we consummate a business plan with a profitable business or internally develop our business. We cannot assure you that we can identify a suitable business combination or successfully internally develop our business, or that any such business will be profitable at the time of its acquisition by the Company or ever.

Our capital resources may not be sufficient to meet our capital requirements, and in the absence of additional resources we may have to curtail or cease business operations

We have historically generated negative cash flow and losses from operations and could experience negative cash flow and losses from operations in the future. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal years ended December 31, 2021, and 2020 expressing doubt regarding our ability to continue as a going concern. We currently only have a minimal amount of cash available, which will not be sufficient to fund our anticipated future operating needs. The Company will need to raise substantial sums to implement its business plan. There can be no assurance that the Company will be successful in raising funds. To the extent that the Company is unable to raise funds, we will be required to reduce our planned operations or cease any operations.

We may encounter substantial competition in our contemplated business and our failure to compete effectively may adversely affect our ability to generate revenue

We believe that existing and new competitors will continue to improve in cost control and performance in whatever business we acquire. We may have global competitors and we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on contemplated business, results of operations and financial condition.

Effect of Environmental Laws

We are not governed by environmental laws at this time. However, our belief that that we will be compliance with all applicable environmental laws, in all material respects. We do not expect future compliance with environmental laws to have a material adverse effect on our business.

We may not be able to obtain regulatory approvals for our product

At this time the Company is not subject to any laws or regulations relating to a business model. However, our future business may be subject to laws and regulations. The Company believes acquisition of already established corporations will mitigate this risk.

We may face a number of risks associated with implementing a business plan, including the possibility that we may incur substantial debt or convertible debt, which could adversely affect our financial condition

We intend to use reasonable efforts to complete a business plan. The risks commonly encountered in implementing a business plan is insufficient revenues to offset increased expenses associated with finding a merger candidate. Failure to raise sufficient capital to carry out our business plan. Additionally, we have no operations at this time so our expenses are likely to increase and it is possible that we may incur substantial debt or convertible debt in order to complete our business plan, which can adversely affect our financial condition. Incurring a substantial amount of debt or convertible debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

Our future success is highly dependent on the ability of management to locate and attract suitable business opportunities and our stockholders will not know what business we will enter into until we consummate a transaction with the approval of our then existing directors and officers

At this time, we have no operations and future implementation of a business plan is highly speculative, there is a consequent risk of loss of an investment in the Company. The success of our plan of operations will depend to a great extent on the operations, financial condition and management of future business and internal development. While management intends to seek businesses opportunities with entities having established operating histories, we cannot provide any assurance that we will be successful in locating opportunities meeting that criterion. In the event we complete a business plan, the success of our operations will be dependent upon management, its financial position and numerous other factors beyond our control.

There can be no assurance that we will successfully consummate a business plan or internally develop a successful business

We are a blank check company and can give no assurance that we will successfully identify and evaluate suitable business opportunities or that we will successfully implement our business plan. We cannot guarantee that we will be able to negotiate contracts on favorable terms. No assurances can be given that we will successfully identify and evaluate suitable business opportunities, that we will conclude a business plan or that we will be able to develop a successful business. Our management and affiliates will play an integral role in establishing the terms for any future business.

We will incur increased costs as a result of becoming a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

Following the effectiveness of our Form 10, we will be an SEC reporting company. The Company currently has no business and no revenue. However, the rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which will require the Company to engage legal, accounting and auditing services, and XBRL and EDGAR service providers. The engagement of such services can be costly, and the Company is likely to incur losses, which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we will be required to file periodic and current reports and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and process.

The additional costs we will incur in connection with becoming a reporting company will serve to further stretch our limited capital resources. The expenses incurred for filing periodic reports and implementing disclosure controls and procedures may be as high as $70,000 USD annually. In other words, due to our limited resources, we may have to allocate resources away from other productive uses in order to pay any expenses we incur in order to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to meet our reporting and filing obligations with the SEC as they come due.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into an acquisition or merger with the most attractive private companies and others

From time to time the Company may come across target merger companies. These companies may fail to comply with SEC reporting requirements may delay or preclude acquisitions. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise, suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

A Business may result in a change of control and a change of management.

In conjunction with completion of a business acquisition, it is anticipated that we may issue an amount of our authorized but unissued common or preferred stock which represents the majority of the voting power and equity of our capital stock, which would result in stockholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current stockholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control may result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

We depend on our officers and the loss of their services would have an adverse effect on our business

We have officers and directors of the Company that are critical to our chances for business success. We are dependent on their services to operate our business and the loss of these persons, or any of them would have an adverse impact on our future operations until such time as he or she could be replaced, if he could be replaced. We do not have employment contracts or employment agreements with our officers, and we do not carry key man life insurance on their lives.

Because we are significantly smaller than the some of our competitors, we may lack the resources needed to capture market share

We are at a disadvantage as a blank check company, we do not have an established business. Many of our competitors have an already established their business, more established market presence, and substantially greater financial, marketing, and other resources than do we. New competitors may emerge and may develop new or innovative products that compete with our anticipated future production. No assurance can be given that we will be able to compete successfully within the international education industry.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited

We have incurred losses during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry-forwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan

Our management has extensive experience when acting in the officer and director capacity, however we will need to hire additional personnel and we may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business plan.

Legal disputes could have an impact on our Company

We plan to engage in business matters that are common to the business world that can result in disputations of a legal nature.  In the event the Company is ever sued or finds it necessary to bring suit against others, there is the potential that the results of any such litigation could have an adverse impact on the Company.

Our Company is currently listed on the Expert Market on the OTC Markets platform

Our stock quote is not currently listed on OTC Markets. The market for our stock is uncertain at this time. Quotations in Expert Market securities are restricted from public viewing and only broker-dealers and professional or sophisticated investors are permitted to view quotations in Expert Market securities. Our securities could be particularly illiquid due to being listed on this market and that if we remain on the Expert Market it could impede a potential merger, acquisition, reverse merger or business combination pursuant to which the company could become an operating company.

Our common stock is not currently quoted on the OTC MARKETS. An investment in our common stock is risky and there can be no assurance that the price for our stock will not decrease substantially in the future

Our common stock is not quoted on an exchange. The market for our stock has been volatile and has been characterized by large swings in the trading price that do not appear to be directly related to our business or financial condition. As a result, an investment in our common stock is risky and there can be no assurance that the price for our stock will not decrease substantially in the future.

Our stock trades below $5.00 per share and is subject to special sales practice requirements that could have an adverse impact on any trading market that may develop for our stock

If our stock trades below $5.00 per share and is subject to special sales practice requirements applicable to "penny stocks" which are imposed on broker-dealers who sell low-priced securities of this type. These rules may be anticipated to affect the ability of broker-dealers to sell our stock, which may in turn be anticipated to have an adverse impact on the market price for our stock if and when an active trading market should develop.

Our officers, directors and principal stockholders own a large percentage of our stock and other stockholders have little or no ability to elect directors or influence corporate matters

As of December 31, 2021, our officers, directors, and principal stockholders were deemed to be the beneficial owners of approximately 51.4% of our issued and outstanding shares of common stock.

Our sole officer and director holds 100% of the Convertible Series A Preferred Stock. Each share of Convertible Series A Preferred Stock is convertible into 1,000 shares of common stock. In addition, the Convertible Series A Preferred Stock has voting privileges of 1,000 votes for each share held. These shares have not been converted as of this writing.

As a result, the holder of the Convertible Series A Preferred Stock, via voting rights, can determine the outcome of any actions taken by us that require stockholder approval. For example, they will be able to elect all our directors, control the policies and practices of the Company and control the outcome of any proposed business combination.

Offering securities pursuant to a registration statement under the Rule 419 of the Securities Act of 1933

In the event that we offer securities pursuant to a registration statement under the Securities Act, such offering will be subject to the provisions of Rule 419 of the Securities Act of 1933. Rule 419 applies to blank check companies and requires that the net offering proceeds, and all securities to be issued (and those sold by a selling shareholder upon their sale) be promptly deposited by the company into an escrow or trust account pending the execution of an agreement for an acquisition or merger.

In addition, the registrant is required to file a post-effective amendment to the registration statement containing the same information as found in a Form 10 registration statement, upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. The obligation to file post-effective amendments are in addition to the obligation to file Forms 8-K to report both the entry into a material non-ordinary course agreement and the completion of the transaction.

Under Rule 419, the funds and securities will be released by the to the company and to investors, respectively, only after the company has met the following three conditions: first, the company must execute an agreement for an acquisition; second, the Company must successfully complete a reconfirmation offering which is reconfirmed by sufficient investors so that the remaining funds are adequate to allow the acquisition to be consummated; and third, the acquisition meeting the above criteria must be consummated.

If a consummated acquisition meeting the requirements of this section has not occurred by a date 18 months after the effective date of the initial registration statement, funds held in the escrow or trust account shall be returned by first class mail or equally prompt means to the purchaser within five business days following that date.

As of this draft, we plan to issue preferred shares in an acquisition or merger and plan to rely on an exemption from Rule 419. Section 4(a)(2) of the Securities Act of 1933 exempts from registration "transactions by an issuer not involving any public offering." It is section 4(a)(2) that permits an issuer to sell securities in a "private placement" without registration under the Act of ’33.

As a blank check company, our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws and due to the applicability of Rule 419 adopted by the Securities and Exchange Commission.

The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or blue sky laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. But we are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

Current shareholders, and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by blank check companies. These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

(a)       Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

(b)       Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

(c)       Not eligible for registration under the simplified small corporate offering registration form available in many states;

(d)       Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

(e)       Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

If the company engages in an offering of our securities, any resales of our securities will require registration in an offering subject to Rule 419. The Securities and Exchange Commission has adopted Rule 419 which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company.

Should we conduct an offering of our securities, before we complete a business combination with an operating company, the Company would be considered a blank check company within the meaning of Rule 419 and any sales or resales of the stock issued in the offering would require a registration under the Securities Act of 1933, as amended, in an offering subject to Rule 419, unless there exists a transaction or security exemption for such sale under the Securities Act of 1933, as amended.  Any resales of our Common Stock would require registration under the Securities Act of 1933, as amended, in an offering subject to Rule 419.

Any transactions in our Common Stock by officers/directors and majority shareholders will require compliance with the registration requirements under the Securities Act of 1933, as amended.

As of this draft, we plan to issue preferred shares in an acquisition or merger and plan to rely on an exemption from Rule 419. Section 4(a)(2) of the Securities Act of 1933 exempts from registration "transactions by an issuer not involving any public offering." It is section 4(a)(2) that permits an issuer to sell securities in a "private placement" without registration under the Act of ’33.

Risks Related to Our Shareholders and Shares of Common Stock

There is presently no public market for our securities

Our common stock is not currently trading on any market, and a robust and active trading market may never develop. Because of our current status as a “shell company,” Rule 144 is not currently available. Future sales of our common stock by existing stockholders pursuant to an effective registration statement or upon the availability of Rule 144 could adversely affect the market price of our common stock. A shareholder who decides to sell some, or all, of their shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described above, the price of the publicly traded common stock may be highly volatile and not provide the true market price of our common stock.

Our stock is not traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares

Even if our stock becomes trading, it is likely that our common stock will be thinly traded, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Our common stock is be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell

A common stock is a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We may issue more shares in an acquisition or merger, which will result in substantial dilution

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 1,000,000,000 shares of common stock of which 98,783,664 shares are currently outstanding and 10,000,000 shares of Preferred Stock are authorized, of which 500,000 shares of Convertible Series A Preferred Stock are outstanding. Any acquisition or merger effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, shares of our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. In an acquisition type transaction, our Board of Directors has the power to issue any, or all, of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Obtaining additional capital though the sale of common stock will result in dilution of stockholder interests

We may raise additional funds in the future by issuing additional shares of common stock or other securities, which may include securities such as convertible debentures, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock. Additionally, the existing conversion rights may hinder future equity offerings, and the exercise of those conversion rights may have an adverse effect on the value of our stock. If any such conversion rights are exercised at a price below the then current market price of our shares, then the market price of our stock could decrease upon the sale of such additional securities. Further, if any such conversion rights are exercised at a price below the price at which any stockholder purchased shares, then that particular stockholder will experience dilution in his or her investment.

Our directors have the authority to authorize the issuance of preferred stock

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 10,000,000 shares of Preferred Stock. Our directors, without further action by our stockholders, have the authority to issue shares to be determined by our board of directors of Preferred Stock with the relative rights, conversion rights, voting rights, preferences, special rights, and qualifications as determined by the board without approval by the shareholders. Any issuance of Preferred Stock could adversely affect the rights of holders of common stock. Additionally, any future issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. Our Board does not intend to seek shareholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

We have never paid dividends on our common stock, nor are we likely to pay dividends in the foreseeable future. Therefore, you may not derive any income solely from ownership of our stock

We have never declared or paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further our business strategy. This means that your potential for economic gain from ownership of our stock depends on appreciation of our stock price and will only be realized by a sale of the stock at a price higher than your purchase price.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We do not own any property and do not pay for office space.

Item 3.	Legal Proceedings

There are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.	Mine Safety Disclosures

N/A

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a) Market information.

Our Common Stock is not trading on any stock exchange. It is listed, but not quoted, OTC Markets under the symbol NLAB and there is no established public trading market for the class of common equity.

(b) Holders.

As of March 7, 2022, there are approximately 289 holders of an aggregate of 98,783,664 shares of our Common Stock issued and outstanding.

(c) Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the president intention of management to utilize all available funds for the development of the Registrant’s business.

(d) Securities authorized for issuance under equity compensation plans.

None.

Item 6.	[Reserved]

N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This 10-K was also incorporated in our registration statement filed under Form 10. Moving forward we will file with the SEC annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC regulations. Thus, we will need to ensure that we will have the ability to prepare, on a timely basis, financial statements that comply with SEC reporting requirements following the effectiveness of our registration statement. We will also become subject to other reporting and corporate governance requirements, including the listing standards of any securities exchange upon which we may list our Common Stock, and the provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the regulations promulgated hereunder, which impose significant compliance obligations upon us. As a public company, we will be required, among other things, to:

•	Prepare and distribute reports and other stockholder communications in compliance with our obligations under the federal securities laws and the applicable national securities exchange listing rules;

•	Define and expand the roles and the duties of our Board of Directors and its committees;

•	Institute more comprehensive compliance, investor relations and internal audit functions;

•	Involve and retain outside legal counsel and accountants in connection with the activities listed above.

Management for each year commencing with the year ending December 31, 2021, must assess the adequacy of our internal control over financial reporting. Our internal control over financial reporting will be required to meet the standards required by Section 404 of the Sarbanes-Oxley Act. We will incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff. Ultimately, our efforts may not be adequate to comply with the requirements of Section 404. If we are unable to implement and maintain adequate internal control over financial reporting or otherwise to comply with Section 404, we may be unable to report financial information on a timely basis, may suffer adverse regulatory consequences, may have violations of the applicable national securities exchange listing rules, and may breach covenants under our credit facilities.

The significant obligations related to being a public company will continue to require a significant commitment of additional resources and management oversight that will increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. In addition, we might not be successful in implementing and maintaining controls and procedures that comply with these requirements. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

NuOncology Labs, Inc. is a blank check company and has no operations. Our business plan includes acquisitions of operating companies. In summary, NLAB is focused on raising capital for its business plan. As of this filing, we have not raised any capital and our business is not yet operational.

Results of Operations for NuOncology Labs, Inc. —Comparison of the Years ended December 31, 2021 and 2020

Revenue

We had no revenues from operations during either 2021 or 2020.

General and Administrative Expense

General and Administrative Expenses were $29,219 for the year ended December 31, 2021 compared to Nil for the year ended December 31, 2020, an increase of $29,219.

Stock compensation expense

During the year ended December 31, 2021, we incurred $29,219 on non-cash stock compensation expense from the issuance of common stock for payment of debt on behalf of the company. There was no stock issued for services or debt payment in the prior year.

Net Loss

We had a net loss of $29,219 for the year ended December 31, 2021, compared to Nil for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had $0 of cash, no liabilities, and an accumulated deficit of $10,847,754. We used zero of cash in operations for the year ended December 31, 20201and received net proceeds from financing of $0.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we have not yet generated any revenue, had a net loss of $29,219 and have an accumulated stockholders’ deficit of $10,847,754 as of December 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. Furnish the information required by Item 305 of Regulation S-K (§ 229.305 of this chapter).

As of December 31, 2021, we were not subject to any market or interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

N/A

Item 9A.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time period in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were adequate at this time.

Item 9B.	Other Information.

N/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Officers and directors and additional information concerning them are as follows:

Name	Age	Position
Rhonda Keaveney	54	CEO, President, Secretary, Treasurer, Director

Officer Bios

Rhonda Keaveney, J.D., Chief Executive Officer (age 54)

Rhonda L. Keaveney is the Founder and Managing Member of Small Cap Compliance, LLC, a securities compliance firm specializing in micro-cap public companies. Ms. Keaveney founded Small Cap Compliance, LLC in 2014 and has been her principal employment since inception. Her experience includes securities compliance, reverse mergers, custodian shells, OTC Markets filings and company reorg.

Ms. Keaveney has been appointed custodian of several public entities in her position with Small Cap Compliance. Her duties as custodian require Ms. Keaveney to rehabilitate a microcap company that is disrepair. These duties include state filings to reinstate the company, bringing the company current with their transfer agent, holding shareholder meetings, appointing officer and directors, negotiating company debt, general day to day management and compliance.

Ms. Keaveney’s experience with custodian entities is a great fit for the position of officer and director of NuOncology Labs, Inc. She has extensive knowledge of microcap companies that require regulatory compliance. Ms. Keaveney has experience in drafting registration statements (S-1 and Form 10) and regulatory compliance (Edgar filings, OTC Markets filings, FINRA corporate actions, internal company controls, daily management of public companies).

Ms. Keaveney has worked in the public company industry for over 20 years and has extensive experience in rehabilitating administratively abandoned public companies and mergers and acquisitions.

Ms Keaveney started in the industry as stockbroker in 1993, Series 7 and 63 licensed. After working for several boutique brokerage firms, she moved into the role of compliance officer in 1996, holding a Series 24 license and managed brokers for mutual fund and annuity companies.

After her role as compliance officer, Ms. Keaveney held the position of COO for an OTCBB company, MotorSports Emporium, Inc., from 2005 through 2008. She managed the financial accounting department and maintained SEC compliance for the company. Since then, she has acted as Interim CEO for several OTC Pinks companies and assisted in reorganization of these entities.

After law school Ms. Keaveney also holds a Juris Doctor degree and worked as an independent contractor for the State of Arizona in 2013. She was assigned to state appointed attorneys and assisted in preparation and trying of cases.

EDUCATION AND CREDENTIALS

J.D., Northwestern California School of Law, 2011

B.S.L., Northwestern California School of Law, 2008

Project Management Master Certificate, Villanova University

Item 11.	Executive Compensation

For each of the fiscal years ended December 31, 2021, and 2020 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2021, the number of shares of common stock owned of record and beneficially by our executive officer, director and persons who beneficially own more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Small Cap Compliance, LLC*	500,000 Preferred A Shares	100%
Rhonda Keaveney, CEO	500,000 Restricted Common Shares	005%
PO Box 26496
Scottsdale, AZ 85255

DTC America LLC	50,010,000 Restricted Common Shares	50%
Bradley Hunsacker
2897 Sunset Ridge Drive
Sandy, UT 84092

*Rhonda Keaveney is the sole member of Small Cap Compliance, LLC

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Regulation S-K, Item 4, Section C require disclosure of promoters and certain control persons for registrants that are filing a registration statement on Form 10 under the Exchange Act and that had a promoter at any time during the past five fiscal years shall:

(i) State the names of the promoter(s), the nature and amount of anything of value (including money, property, contracts, options or rights of any kind) received or to be received by each promoter, directly or indirectly, from the registrant and the nature and amount of any assets, services or other consideration therefore received or to be received by the registrant; and

(ii) As to any assets acquired or to be acquired by the registrant from a promoter, state the amount at which the assets were acquired or are to be acquired and the principle followed or to be followed in determining such amount, and identify the persons making the determination and their relationship, if any, with the registrant or any promoter. If the assets were acquired by the promoter within two years prior to their transfer to the registrant, also state the cost thereof to the promoter.

Small Cap Compliance, LLC is considered a promoter under the meaning of Securities Act Rule 405. Small Cap Compliance, LLC was appointed custodian of the Company and under its duties stipulated by the Florida court. The Custodian took initiative to organize the business of the issuer. As custodian, their duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Florida Secretary of State. The custodian also had authority to enter into contracts and find a suitable merger candidate. In addition, Small Cap Compliance, LLC, controlled by Ms. Keaveney, was compensated for its role as custodian and paid outstanding bills to creditors on behalf of the company. The custodian has not, and will not, receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged on December 9, 2021.

Under Regulation S-K Item 404(c)(2) Registrants shall provide the disclosure required by paragraphs (c)(1)(i) and (c)(1)(ii) of this Item as to any person who acquired control of a registrant that is a shell company, or any person that is part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of a registrant, that acquired control of a registrant that is a shell company.

As discussed in Item 1, the Company is deemed a shell company. As disclosed in Item 4, Small Cap Compliance, LLC/Rhonda Keaveney is considered control persons and acquired control of the Company.

Rhonda Keaveney is our CEO and President. She is not deemed to be independent under applicable rules. We have not established any committees of the Board of Directors.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Item 14.	Principal Accounting Fees and Services

BFBorgers CPA PC (“BFB”) served as the Company’s independent auditor for the year ended December 31, 2021.

The following table presents fees billed for professional audit services rendered by BFB in connection with its audits of the Company’s annual financial statements for the year ended December 31, 2021. The fees billed to the NLAB by BFB during 2021 were the following:

	December 31,	December 31,
	2021	2020
ASSETS
Audit Fees	$17,500	$–
Audit Related Fees (auditor admin. Fees)	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$17,500	$–

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

The fees for professional services rendered in connection with the audit of the Company’s annual financial statements, for the review of the financial statements included in our Quarterly Reports on Form 10 and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

The fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

The fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

NUONCOLOGY LABS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of NuOncology Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NuOncology Labs, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

March 8, 2022

5041

NUONCOLOGY LABS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:

Cash	$–	$–

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$–	$–
Total Liabilities	–	–

Stockholders' Deficit:
Series A Preferred stock, $0.001 par value; 10,000,000,000 shares authorized, 500,000 and no shares issued and outstanding, respectively	500	–
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 98,783,664 and 98,283,664 shares issued and outstanding, respectively	9,878	9,828
Additional paid-in capital	10,837,376	10,808,707
Accumulated deficit	(10,847,754)	(10,818,535)
Total Stockholders’ Deficit	–	–

Total Liabilities and Stockholders' Deficit	$–	$–

The accompanying notes are an integral part of these financial statements.

NUONCOLOGY LABS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
Operating Expenses:
General & administrative expenses	$29,219	$–
Total operating expenses	29,219	–

Loss from operations	(29,219)	–

Loss before income taxes	(29,219)	–

Provision for income taxes	–	–

Net loss	$(29,219)	$–

Basic and diluted loss per share	$(0.00)	$–

Basic and diluted weighted average shares	98,379,554	98,283,664

The accompanying notes are an integral part of these financial statements.

NUONCOLOGY LABS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	–	$–	98,283,664	$9,828	$10,808,707	$(10,818,535)	$–
Net loss	–	–	–	–	–	–	–
Balance at December 31, 2020	–	–	98,283,664	9,828	10,808,707	(10,818,535)	–
Shares issued for expense reimbursement – related party	500,000	500	500,000	50	28,669	–	29,219
Net loss			–	–	–	(29,219)	(29,219)
Balance at December 31, 2021	500,000	$500	98,783,664	$9,878	$10,837,376	$(10,847,754)	$–

The accompanying notes are an integral part of these financial statements.

NUONCOLOGY LABS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
Cash flows from operating activities:

Net loss	$(29,219)	$–
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:	–	–

Net cash used in operating activities	(29,219)	–

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Cash advance - related party	29,219	–
Net cash provided by financing activities	29,219	–

Net change in cash	–	–

Cash, beginning of year	–	–

Cash, end of year	$–	$–

Supplemental disclosure of non-cash transaction:
Series A preferred and common stock issued for expense reimbursement	$29,219	$–

The accompanying notes are an integral part of these financial statements.

NUONCOLOGY LABS, INC.

Notes to the Financial Statements

December 31, 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

NuOncology Labs, Inc. (the “Company”) was incorporated under the laws of the State of Florida on November 6, 1994 as Choice Book & Video, Inc. The company had no business operations at this time. On April 9, 1998, the Company filed an amendment to its Articles of Incorporation and changed its name to Littman Resources, Inc. with a mergers and acquisitions business model.

In June 1998 the Company merged with NuOncology Labs, Inc. whereby NuOncology Labs, Inc. became the surviving company and on June 26, 1998, filed an amendment to its Articles of Incorporation and changed its name to NuOnclology Labs, Inc.

NuOncology Labs, Inc. operated as commercial laboratory and provided predictive chemosensitivity and immunotherapy predictive tests on biopsy tissues and other oncological laboratory testing services and products. NLAB’s operations included development, identification, testing and licensing of cancer treatment compounds.

Business operations for NuOncology Labs, Inc. were abandoned by former management and a custodianship action, as described in the subsequent paragraph, was commenced in 2021.

On October 1, 2021, the Circuit Court of the Nineth Judicial Circuit in and for Orange County, Florida granted the Application for Appointment of Custodian as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The order appointed Small Cap Compliance, LLC (the “Custodian”) custodian with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock, and authorize new classes of stock.

The court awarded custodianship to the Custodian based on the absence of a functioning board of directors, revocation of the company’s charter, and abandonment of the business. At this time, the Custodian appointed Rhonda Keaveney as sole officer and director.

The Custodian attempted to contact the Company’s officers and directors through letters, emails, and phone calls, with no success.

Small Cap Compliance, LLC (“SCC”) is a shareholder in the Company and applied to the Court for an Order appointing SCC as the Custodian. This application was for the purpose of reinstating NLAB’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits and customer receivables. The Company maintains cash with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. To reduce risk, the Company performs credit evaluations of its customers and maintains reserves when necessary for potential credit losses.

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of December 31, 2021 and 2020.

Income Taxes

We follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

We adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2021 there are 500,000,000 potentially dilutive shares of common stock from the outstanding Series A preferred stock. As of December 31, 2021, the diluted loss per share is the same as the loss per share as the inclusion of any dilutive shares would be anti-dilutive due to the Company’s net loss.

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit as of December 31, 2021. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – COMMON STOCK

On October 10, 2021, the Company amended its Article of Incorporation, increasing its authorized common stock from 100,000,000 to 1,000,000,000 (1 billion), par value $0.0001.

Refer to Note 6 for shares issued to a related party.

NOTE 5 – PREFERRED STOCK

On October 10, 2021, the Company amended its Article of Incorporation, creating and designating 10,000,000 shares of Series A preferred stock, par value $0.001.

Each share of Convertible Series A Preferred Stock is convertible into 1,000 shares of common stock. In addition, the Convertible Series A Preferred Stock has voting privileges of 1,000 votes for each share held.

Our sole officer and director holds 100% of the Convertible Series A Preferred Stock.

Refer to Note 6 for shares issued to a related party.

NOTE 6 – RELATED PARTY TRANSACTIONS

On October 22, 2021, the Company issued 500,000 shares of common stock (Note 4) and 500,000 shares of Series A preferred stock (Note 6) to Small Cap Compliance, LLC, for services and reimbursement of expenses incurred as custodian of the Company totaling $29,219. Rhonda Keaveney serves as CEO and CFO of the Company. Ms. Keaveney is the sole member of the custodian, Small Cap Compliance, LLC.

NOTE 7 - INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is using the U.S. federal income tax rate of 21%.

The provision for Federal income tax consists of the following December 31:

	2021	2020
Federal income tax benefit attributable to:
Current Operations	$(6,136)	$–
Less: valuation allowance	6,136	–
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$(6,136)	$–
Less: valuation allowance	6,136	–
Net deferred tax asset	$–	$–

At December 31, 2021, the Company had net operating loss carry forwards of approximately $6,140 that maybe offset against future taxable income. No tax benefit has been reported in the December 31, 2021 or 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. Federal income tax returns prior to fiscal year 2017 are closed.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUONCOLOGY LABS, INC.

By:	/s/ Rhonda Keaveney
Rhonda Keaveney, CEO

Date:  March 10, 2022

