Form 10-Q
period 2022-03-31
NUONCOLOGY LABS INC
filed 2022-05-04
CIK 1066719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number: 000-26113

NUONCOLOGY LABS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0019376
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7339 E. Williams Drive

Unit 26496

Scottsdale, AZ 85255

(Address of Principal Executive Offices) (Zip Code)

602.793.8058

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of March 31, 2022, there were 98,783,664 shares outstanding of the registrant’s Common Stock.

As of March 31, 2022, there were 500,000 shares outstanding of the registrant’s Convertible Series A Preferred Stock.

Item 1. Financial Statements.

NUONCOLOGY LABS, INC.

FINANCIAL STATEMENTS

NUONCOLOGY LABS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)	(Audited)
Current Assets:

Cash	$–	$–

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loan payable – related party	$12,281	$–
Total Liabilities	12,281	–

Stockholders' Deficit:
Series A Preferred stock, $0.001 par value; 10,000,000,000 shares authorized, 500,000 and shares issued and outstanding	500	500
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 98,783,664 shares issued and outstanding	9,878	9,878
Additional paid-in capital	10,837,376	10,837,376
Accumulated deficit	(10,860,035)	(10,847,754)
Total Stockholders’ Deficit	(12,281)	–

Total Liabilities and Stockholders' Deficit	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

NUONCOLOGY LABS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Operating Expenses:
General & administrative expenses	$12,281	$–
Total operating expenses	12,281	–

Loss from operations	(12,281)	–

Loss before income taxes	(12,281)	–

Provision for income taxes	–	–

Net loss	$(12,281)	$–

Basic and diluted loss per share	$(0.00)	$–

Basic and diluted weighted average shares	98,783,664	98,283,664

The accompanying notes are an integral part of these unaudited financial statements.

NUONCOLOGY LABS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2021 AND 2022

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	–	$–	98,283,664	$9,828	$10,808,707	$(10,818,535)	$–
Net loss	–	–	–	–	–	–	–
Balance at March 31, 2021	–	$–	98,283,664	$9,828	$10,808,707	$(10,818,535)	$–

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	500,000	$500	98,783,664	$9,878	$10,837,376	$(10,847,754)	$–
Net loss	–	–	–	–	–	(12,281)	(12,281)
Balance at March 31, 2022	500,000	$500	98,783,664	$9,878	$10,837,376	$(10,860,035)	$(12,281)

The accompanying notes are an integral part of these unaudited financial statements.

NUONCOLOGY LABS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:

Net loss	$(12,281)	$–
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Net cash used in operating activities	(12,281)	–

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Cash advance - related party	12,281	–
Net cash provided by financing activities	12,281	–

Net change in cash	–	–

Cash, beginning of year	–	–

Cash, end of year	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

NUONCOLOGY LABS, INC.

Notes to the Unaudited Financial Statements

March 31, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2022 and not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2021.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit as of March 31, 2022. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, Rhonda Keaveney, CEO, advanced the Company $12,281 to pay for general operating expenses, The advance in non-interest bearing and due on demand.

NOTE 7– SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of NuOncology Labs, Inc. for the three and nine months ended March 31, 20221 and 2021, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to NuOncology Labs, Inc. or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in NuOncology Labs, Inc.’s MD&A. Readers should not place undue reliance on any such forward-looking statements. NuOncology Labs, Inc. disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

NuOncology Labs, Inc. is a blank check company and has no operations. Our business plan includes acquisitions of operating companies. In summary, NLAB is focused on raising capital for its business plan. As of this filing, we have not raised any capital and our business is not yet operational.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report

Three Months Ended March 31, 2022 and 2021

Revenue

For the three and three months ended March 31, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 were $12,281 compared to $0 for the three months ended Marhc 31, 2021.

Operating expenses increased in 2022 due to other professional fee and other general and administrative fees incurred for this period.

For the three months ended March 31, 2022, professional fees were $12,281, an increase of $12,281, as compared to $0 for the three months ended of March 31, 2021.

The increase is related to accounting and audit fees, and SEC filing fees between the two periods.

Other Income and Expenses

For the three and three months ended March 31, 2022 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three-month ended March 31, 2022, the Company had a net loss of $12,281 compared to the three-month period ended March 31, 2021 of a net loss of $0.

For the three months ended March 31, 2022, the Company had a net loss of $12,281 compared to a net loss of $0 for the year ended December 31, 2022.

The net loss resulted from increase of operating expenses

Liquidity and Capital Resources

As of March 31, 2022, we had no cash and a working capital deficit of $12,281.

Operating Activities

For three months ended March 31 ,2022 net operating loss increased $12,281 as compared to $0 for the three months ended March 31, 2021. Accounts payable and accrued expenses increased by $12,281 at compared to $0 for the three months ended March 31, 2021. The increase in accrued expenses is related to other professional fees.

Investing Activities

No investing activities occurred during the three months ended March 31, 2022 and 2021.

Financing Activities

During the three months ended March 31, 2022, the Company received advances of $12,281 from a related party for working capital purposes. During the three months ended March 31, 2022 the Company issued $0 common stock for cash.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the SEC report filed. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our 2021 Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2022	NUONCOLOGY LABS, INC.

By: /s/ Rhonda Keaveney
Name Rhonda Keaveney
Title Chief Executive Officer

