Form 10-Q
period 2022-06-30
Taihe Group, Inc.
filed 2022-08-18
CIK 1066719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number: 000-26113

TAIHE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0019376
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Indonesian Street City, Jl. Batu Licin,

Bintan Island, Kepulauan Riau, Indonesia 29151

(Address of Principal Executive Offices) (Zip Code)

0086-21-5091-7695

(Registrant’s telephone number, including area code)

NUONLCOLOGY LABS, INC.

7339 E. Williams Drive, Unit 26496, Scottsdale, AZ 85255

(Former name, former address and former fiscal year, if changed since last report)

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

As of June 30, 2022, there were 100,003,919 shares outstanding of the registrant’s Common Stock.

As of June 30, 2022, there were 10,000,000 shares outstanding of the registrant’s Convertible Series A Preferred Stock.

Item 1. Financial Statements.

TAIHE GROUP, INC. FORMERLY NUONCOLOGY LABS, INC.

FINANCIAL STATEMENTS

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

BALANCE SHEETS

Unaudited

	June 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$6,100	$–
Due to related party	20,331	–
Total Current Liabilities	26,431	–
Total Liabilities	26,431	–

Commitment & contingencies	–	–

Stockholders' Deficit
Series A Preferred Stock, $0.001 par value; 10,000,000 shares authorized, 10,000,000 and 500,000 shares issued and outstanding, respectively	10,000	500
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized, 100,003,919 and 3,919 shares issued and outstanding, respectively	10,000	–
Additional paid-in capital	10,827,754	10,847,254
Accumulated income (loss)	(10,874,185)	(10,847,754)
Total Stockholders' Deficit	(26,431)	–
Total Liabilities and Stockholders' Deficit	$–	$–

*    See accompanying notes to financial statements

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	5,600	–	17,981	–
Other general & administrative expense	8,450	–	8,450	–
Total operating expenses	14,050	–	26,431	–
Loss from operations	(14,050)	–	(26,431)	–

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total Other Income (Expenses)	–	–	–	–

Net income (loss) before income taxes	(14,050)	–	(26,431)	–
Income tax expense	–	–	–	–
Net income (loss)	(14,050)	–	(26,431)	–

Earnings (Loss) per Share - Basic	$(0.000)	$0.000	$(0.001)	$0.000
Weighted Average Shares Outstanding - Basic	43,959,963	3,902	22,103,367	3,902
Earnings (Loss) per Share - Diluted	$(0.000)	$0.000	$(0.001)	$0.000
Weighted Average Shares Outstanding - Diluted	43,959,963	3,902	22,103,367	3,902

*    See accompanying notes to financial statements

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc. *

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2022 and 2021

Unaudited

	Series A Preferred Stock		Common Stock				Total
	Shares	Par Value, $0.001	Shares	Par Value, $0.0001	Additional paid-in capital	Accumulated income (loss)	Stockholders' Deficit
Balance, December 31, 2020	–	$–	3,902	$–	$10,818,535	$(10,818,535)	$–
Net loss	–	–	–	–	–	–	–
Balance, March 31, 2021	–	–	3,902	–	10,818,535	(10,818,535)	–
Net income	–	–	–	–	–	–	–
Balance, June 30, 2021	–	$–	3,902	$–	$10,818,535	$(10,818,535)	$–

Balance, December 31, 2021	500,000	$500	3,919	$–	$10,847,254	$(10,847,754)	$–
Net loss	–	–	–	–	–	(12,381)	(12,381)
Balance March 31, 2022	500,000	500	3,919	–	10,847,254	(10,860,135)	(12,381)
Shares issued for services or compensation	9,500,000	9,500	100,000,000	10,000	(19,500		–
Net loss	–	–	–	–	–	(14,050)	(14,050)
Balance June 30, 2022	10,000,000	$10,000	100,003,919	$10,000	$10,827,754	$(10,874,185)	$(26,431)

*    See accompanying notes to financial statements

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(26,431)	$–
Adjustment to reconcile Net income (loss) from operations:
Changes in operating assets and liabilities	–	–
Accounts payable and accrued expenses	6,100	–
Net Cash Used in Operating Activities	(20,331)	–

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	20,331	–
Net Cash Provided by Financing Activities	20,331	–

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	–	–
Interest Paid	$–	$–

*    See accompanying notes to financial statements

TAIHE GROUP, INC.

Formerly NUONCOLOGY LABS, INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2022

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Taihe Group, Inc. formerly NuOncology Labs, Inc. (the “Company”) was incorporated under the laws of the State of Florida on November 6, 1994 as Choice Book & Video, Inc. On April 9, 1998, the Company filed an amendment to its Articles of Incorporation and changed its name to Littman Resources, Inc.

In June 1998, the Company merged with NuOncology Labs, Inc. whereby NuOncology Labs, Inc. became the surviving company, and on June 26, 1998, filed an amendment to its Articles of Incorporation and changed its name to NuOnclology Labs, Inc. The Company was operating in commercial laboratory and provided predictive chemosensitivity and immunotherapy predictive tests on biopsy tissues and other oncological laboratory testing services and products. The Company’s operations included development, identification, testing and licensing of cancer treatment compounds.

The business operations of the Company were abandoned by former management and a custodianship action under court order commenced in 2021.

On October 1, 2021, the Circuit Court of the Nineth Judicial Circuit in and for Orange County, Florida granted the Application for Appointment of Custodian as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The court order appointed a custodian with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock, and authorize new classes of stock.

On May 17, 2022, a change of control occurred with respect to the Company to better reflect its new business direction. The Company plans to involve in finance, trade, culture, tourism, real estate, new energy, health care, etc. between China and Indonesia under the “One Belt and One Road” initiatives in Indonesia.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2021.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to an estimated useful lives of computer equipment; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a) affiliates of the Company; b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s financial statements as the Company has not generate any revenues.

Income Tax Provisions

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Dilutive shares are excluded when the Company incurred a net loss because the inclusion of such shares would have an anti-dilutive effect. Certain convertible shares are excluded as dilutive shares when the exercise price is greater than the average market price.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2022 of $10,874,185 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company has not commenced operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock with a par value of $0.001 per share. Each share of Convertible Series A Preferred Stock is convertible into 1,000 shares of common stock. In addition, the Convertible Series A Preferred Stock has voting privileges of 1,000 votes for each share held.

On October 10, 2021, the Company amended its Article of Incorporation, creating and designating 10,000,000 shares of Series A preferred stock, par value $0.001.

On October 22, 2021, the Company issued 500,000 shares of Series A preferred stock to the appointed custodian for services and reimbursement of expenses incurred.

On May 17, 2022, the Company issued 9,500,000 shares of Series A Preferred Stock to the new owners and management.

As of June 30, 2022 and December 31, 2021, the Company has 10,000,000 and 500,000 shares of Series A Preferred Stock issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 1,000,000,000 (One billion) shares of Common Stock with a par value of $0.0001 per share.

On October 10, 2021, the Company amended its Article of Incorporation, increasing its authorized common stock from 100,000,000 to 1,000,000,000 (1 billion), par value $0.0001.

On October 22, 2021, the Company issued 17 shares of Common Stock to the appointed custodian for services and reimbursement of expenses incurred.

On March 10, 2022, the Company effected a one-for-thirty thousand (1:30,000) reverse stock split of its common stock. All share and earnings per share information have been retroactively adjusted to reflect the reverse stock split was recorded with the offset to additional paid-in capital.

On May 17, 2022, Company issued 100,000,000 shares of Common Stock to the new owners and management.

As of June 30, 2022 and December 31, 2021, the Company has 100,003,919 and 3,919 shares of Common Stock issued and outstanding, respectively.

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Yan Ping Sheng, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $20,331 and $nil as of June 30, 2022 and December 31, 2021, respectively.

NOTE 6 – INCOME TAX

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 34% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

The Company has accumulated approximately $10,874,185 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Taihe Group, Inc. formerly NuOncology Labs, Inc. (the “Company”) for the three and six months ended June 30, 20221 and 2021, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to Taihe Group, Inc. formerly NuOncology Labs, Inc. (the “Company”) or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in Taihe Group, Inc. formerly NuOncology Labs, Inc.’s MD&A. Readers should not place undue reliance on any such forward-looking statements. Taihe Group, Inc. formerly NuOncology Labs, Inc. disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Taihe Group, Inc. formerly NuOncology Labs, Inc. is a blank check company and has no operations. Our business plan includes acquisitions of operating companies. The focus of the Company’s future business involves finance, trade, culture, tourism, real estate, new energy, health care, etc. between China and Indonesia under the “One Belt and One Road” initiatives in Indonesia. The Company operates and intends to further obtain a diversified portfolio of subsidiary companies. With a variety of assets, products, and ancillary offerings in a variety of industries, management believes the Company’s business model is positioned to capitalize on, and adapt to, changing market conditions. As of this filing, we have not raised any capital and our business is not yet operational, and the Company is focused on raising capital for its business plan.

On March 10, 2022 (the “Effective Date”), Nuoncology Labs, Inc. filed Articles of Amendment (the “Amendment”) with the Florida Secretary of State amending the Company’s Amended Articles of Incorporation to effect:

1)	a corporate name changed from Nuoncology Labs, Inc. to Taihe Group, Inc.; and
2)	a one-for-thirty thousand (1:30,000) reverse stock split of the Company’s class of common stock with all other aspects to remain unchanged

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report

Three Months Ended June 30, 2022 and 2021

Revenue

For the three months ended June 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 were $14,150 compared to $0 for the three months ended March 31, 2021. Operating expenses increased in 2022 due to other professional fee and other general and administrative fees incurred for this period.

For the three months ended June 30, 2022, professional fees were $5,700, an increase of $5,700, as compared to $0 for the three months ended of June 30, 2021. The increase is related to accounting and audit fees, and SEC filing fees between the two periods.

Other Income and Expenses

For the three and three months ended June 30, 2022 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended June 30, 2022, the Company had a net loss of $14,150 compared to the three months ended June 30, 2021 of a net loss of $0. The net loss resulted from increase of operating expenses

Six Months Ended June 30, 2022 and 2021

Revenue

For the six months ended June 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 were $26,431 compared to $0 for the six months ended June 30, 2021. Operating expenses increased in 2022 due to other professional fee and other general and administrative fees incurred for this period.

For the six months ended June 30, 2022, professional fees were $17,981, an increase of $17,981, as compared to $0 for the six months ended of June 30, 2021. The increase is related to accounting and audit fees, and SEC filing fees between the two periods.

Other Income and Expenses

For the six months ended June 30, 2022 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the six months ended June 30, 2022, the Company had a net loss of $26,431 compared to the six months ended June 30, 2021 of a net loss of $0. The net loss resulted from increase of operating expenses

Liquidity and Capital Resources

As of June 30, 2022, we had no cash and a working capital deficit of $26,431.

Operating Activities

Net cash used in operating activities was $20,331 for the six months ended June 30 ,2022 as compared to $0 for the same period in 2021.

For six months ended June 30 ,2022 net operating loss was $26,431 as compared to $0 for the six months ended June 30, 2021. Accounts payable and accrued expenses increased by $6,100 as compared to $0 for the six months ended June 30, 2021. The increase in accrued expenses is related to other professional fees.

Investing Activities

No investing activities occurred during the six months ended June 30, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $20,331 for the six months ended June 30 ,2022 as compared to $0 for the same period in 2021.

During the six months ended June 30, 2022, the Company received advances of $20,331 from a related party for working capital purposes.

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

During the six months ended June 30, 2022, the Company did not sell any unregistered securities.

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

Date: August 15, 2022	TAIHE GROUP, INC.
FORMERLY NUONCOLOGY LABS, INC.

By: /s/ Yan Ping Sheng
Name: Yan Ping Sheng
Title: Chief Executive Officer and Chief Financial officer

