Form 10-Q
period 2022-09-30
Taihe Group, Inc.
filed 2022-11-14
CIK 1066719

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of September 30, 2022, there were 100,003,919 shares outstanding of the registrant’s Common Stock.

As of September 30, 2022, there were 10,000,000 shares outstanding of the registrant’s Convertible Series A Preferred Stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

BALANCE SHEETS

Unaudited

	September 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$1,771	$–
Due to related party	29,298	–
Total Current Liabilities	31,069	–
Total Liabilities	31,069	–

Commitment & contingencies

Stockholders' Deficit
Series A Preferred Stock, $0.001 par value; 10,000,000 shares authorized, 10,000,000 and 500,000 shares issued and outstanding, respectively	10,000	500
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized, 100,003,919 and 3,919 shares issued and outstanding, respectively	10,000	–
Additional paid-in capital	10,827,754	10,847,254
Accumulated loss	(10,878,823)	(10,847,754)
Total Stockholders' Deficit	(31,069)	–
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	3,438	–	21,419	–
Other general & administrative expense	1,200	–	9,650	–
Total operating expenses	4,638	–	31,069	–
Loss from operations	(4,638)	–	(31,069)	–

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total Other Income (Expenses)	–	–	–	–

Net income (loss) before income taxes	(4,638)	–	(31,069)	–
Income tax expense	–	–	–	–
Net income (loss)	$(4,638)	$–	$(31,069)	$–

Earnings (Loss) per Share - Basic and diluted	$(0.000)	$0.000	$(0.001)	$0.000
Weighted Average Shares Outstanding - Basic and diluted	100,003,919	3,902	48,355,567	3,902

See accompanying notes to financial statements

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2022 and 2021

Unaudited

	Series A Preferred Stock		Common Stock				Total
	Shares	Par Value, $0.001	Shares	Par Value, $0.0001	Additional paid-in capital	Accumulated loss	Stockholders' Deficit
Balance, December 31, 2020	–	$–	3,902	$–	$10,818,535	$(10,818,535)	$–
Net loss	–	–	–	–	–	–	–
Balance, March 31, 2021	–	–	3,902	–	10,818,535	(10,818,535)	–
Net income	–	–	–	–	–	–	–
Balance, June 30, 2021	–	–	3,902	–	10,818,535	(10,818,535)	–
Net income	–	–	–	–	–	–	–
Balance September 30, 2021	–	$–	3,902	$–	$10,818,535	$(10,818,535)	$–

Balance, December 31, 2021	500,000	$500	3,919	$–	$10,847,254	$(10,847,754)	$–
Net loss	–	–	–	–	–	(12,381)	(12,381)
Balance March 31, 2022	500,000	500	3,919	–	10,847,254	(10,860,135)	(12,381)
Shares issued for services or compensation	9,500,000	9,500	100,000,000	10,000	(19,500		–
Net loss	–	–	–	–	–	(14,050)	(14,050)
Balance June 30, 2022	10,000,000	10,000	100,003,919	10,000	10,827,754	(10,874,185)	(26,431)
Net loss	–	–	–	–	–	(4,638)	(4,638)
Balance September 30, 2022	10,000,000	$10,000	100,003,919	$10,000	$10,827,754	$(10,878,823)	$(31,069)

See accompanying notes to financial statements

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(31,069)	$–
Adjustment to reconcile Net income (loss) from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities	–	–
Accounts payable and accrued expenses	10,171	–
Net Cash Used in Operating Activities	(20,898)	–

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	20,898	–
Net Cash Provided by Financing Activities	20,898	–

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

TAIHE GROUP, INC.

Formerly NUONCOLOGY LABS, INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2022 of $10,878,823 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2022 and December 31, 2021, the Company has 10,000,000 and 500,000 shares of Series A Preferred Stock issued and outstanding, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company has 100,003,919 and 3,919 shares of Common Stock issued and outstanding, respectively.

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Yan Ping Sheng, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $20,331 and $nil as of September 30, 2022 and December 31, 2021, respectively.

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

The Company has accumulated approximately $10,878,823 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Taihe Group, Inc. formerly NuOncology Labs, Inc. (the “Company”) for the three and nine months ended September 30, 20221 and 2021, and the notes thereto.

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

On March 10, 2022 (the “Effective Date”), Nuoncology Labs, Inc. filed Articles of Amendment (the “Amendment”) with the Florida Secretary of State amending the Company’s Amended Articles of Incorporation to effect:

1)	a corporate name changed from Nuoncology Labs, Inc. to Taihe Group, Inc.; and
2)	a one-for-thirty thousand (1:30,000) reverse stock split of the Company’s class of common stock with all other aspects to remain unchanged

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report

Three Months Ended September 30, 2022 and 2021

Revenue

For the three months ended September 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 were $4,638 compared to $0 for the three months ended September 30, 2021. Operating expenses increased in 2022 due to other professional fee and other general and administrative fees incurred for this period.

For the three months ended September 30, 2022, professional fees were $3,438, an increase of $3,438, as compared to $0 for the three months ended of September 30, 2021. The increase is related to accounting and audit fees, and SEC filing fees between the two periods.

Other Income and Expenses

For the three and three months ended September 30, 2022 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended September 30, 2022, the Company had a net loss of $4,638 compared to the three months ended September 30, 2021 of a net loss of $0. The net loss resulted from increase of operating expenses

Nine Months Ended September 30, 2022 and 2021

Revenue

For the six months ended September 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 were $31,069 compared to $0 for the nine months ended September 30, 2021. Operating expenses increased in 2022 due to other professional fee and other general and administrative fees incurred for this period.

For the nine months ended September 30, 2022, professional fees were $21,419, an increase of $21,419, as compared to $0 for the nine months ended of September 30, 2021. The increase is related to accounting and audit fees, and SEC filing fees between the two periods.

Other Income and Expenses

For the nine months ended September 30, 2022 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the nine months ended September 30, 2022, the Company had a net loss of $31,069 compared to the six months ended September 30, 2021 of a net loss of $0. The net loss resulted from increase of operating expenses

Liquidity and Capital Resources

As of September 30, 2022, we had no cash and a working capital deficit of $31,069.

The Company has not generated any revenues from operations, and may be unable to fund on-going activities. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our own hardware and software, and the possibility of new regulations that will make our company difficult or impossible to operate.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

If we are unable to complete any phase of our development program or fail to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $29,298 and $0 as of September 30, 2022 and December 31, 2021.

Operating Activities

Net cash used in operating activities was $20,331 for the nine months ended September 30, 2022 as compared to $0 for the same period in 2021.

For nine months ended September 30, 2022 net operating loss was $31,069 as compared to $0 for the nine months ended September 30, 2021. Accounts payable and accrued expenses increased by $10,171 as compared to $0 for the nine months ended September 30, 2021. The increase in accrued expenses is related to other professional fees.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $20,898 for the nine months ended September 30, 2022 as compared to $0 for the same period in 2021.

During the nine months ended September 30, 2022, the Company received advances of $20,898 from a related party for working capital purposes.

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

PART II — OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, the Company did not sell any unregistered securities.

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

Date: November 14, 2022	TAIHE GROUP, INC.
FORMERLY NUONCOLOGY LABS, INC.

By: /s/ Yan Ping Sheng
Name: Yan Ping Sheng
Title: Chief Executive Officer and Chief Financial officer

