Form 10-K
period 2022-12-31
Taihe Group, Inc.
filed 2023-03-31
CIK 1066719

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-26113

TAIHE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0019376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Indonesian Street City, Jl. Batu Licin, Bintan Island, Kepulauan Riau, Indonesia	29151
(Address of principal executive offices)	(Zip Code)

+86-21-50917695

(Registrant’s telephone number, including area code)

NUONCOLOGY LABS, INC.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TIHE	OTC: Pink

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $nil as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant's common stock outstanding on March 28, 2023 was 100,003,919.

i

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Taihe Group, Inc.”, “we,” “us,” “our,” “our Company”.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

Item 1.	Business

(a) Business Development

Taihe Group, Inc. (OTC “TIHE”) was incorporated under the laws of the State of Florida on November 6, 1994 as Choice Book & Video, Inc. On April 9, 1998, the Company filed an amendment to its Articles of Incorporation and changed its name to Littman Resources, Inc. with a mergers and acquisitions business model.

In June 1998 the Company merged with NuOncology Labs, Inc. whereby NuOncology Labs, Inc. became the surviving company and on June 26, 1998, filed an amendment to its Articles of Incorporation and changed its name to NuOnclology Labs, Inc.

NuOncology Labs, Inc. operated as commercial laboratory and provided predictive chemosensitivity and immunotherapy predictive tests on biopsy tissues and other oncological laboratory testing services and products. The Company’s business operations included development, identification, testing and licensing of cancer treatment compounds.

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

Small Cap Compliance, LLC (“SCC”) is a shareholder in the Company and applied to the Court for an Order appointing SCC as the Custodian. This application was for the purpose of reinstating TIHE’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

The Custodian performed the following actions in its capacity as custodian:

•	Funded any expenses of the company including paying off outstanding liabilities
•	Brought the Company back into compliance with the Florida Secretary of State, resident agent, transfer agent
•	Appointed officers and directors and held a shareholders meeting

The Custodian paid the following expenses on behalf of the company:

•	Florida Secretary of State for reinstatement of the Company, $1,500
•	Transfer agent, Issuer Direct, $6,000
•	Amended and Restated Articles of Incorporation for the Company, $175
•	Audit expenses, $17,500

Upon appointment as the Custodian of the Company and under its duties stipulated by the Florida court, the Custodian took initiative to organize the business of the issuer. As Custodian, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Florida Secretary of State. The Custodian also had authority to enter into contracts and find a suitable merger candidate. SCC was compensated for its role as custodian in the amount of 17 shares (500,000 pre-reverse split) shares of Restricted Common Stock and 500,000 shares of Convertible Preferred A Series Stock. The Custodian did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was terminated on December 9, 2021.

The Company filed a Form D under Rule 504 (b)(1)(iii) in 1998 and filed Form SB12G in 1999 but withdrew the registration on July 9, 1999. The Company has obtained a legal opinion to write off the debt of the abandoned operations.

On March 10, 2022 (the “Effective Date”), the Company filed Articles of Amendment (the “Amendment”) with the Florida Secretary of State amending the Company’s Amended Articles of Incorporation to effect:

1)	a corporate name changed from Nuoncology Labs, Inc. to Taihe Group, Inc.; and
2)	a one-for-thirty thousand (1:30,000) reverse stock split of the Company’s class of common stock with all other aspects to remain unchanged

On January 31, 2023, certain shareholders of Taihe Group, Inc (the “Company”) agreed and transferred 89.9 million shares of its common stock, par value $0.001 per share; and 10 million shares of its Series A preferred stock, par value $0.001 per share (the “Share Transfer”) to Taihe Group Limited (Taihe Samoa), a Company organized under the law of Samoa, of which Mr. Sukardi is the controlling shareholder of Taihe Samoa, for the acquisition of HuaYin International Group Limited (“Hua Yin”), a corporation organized under the laws of the British Virgin Island. Upon completion of the Share Transfer, HuaYin became the wholly-owned subsidiary of the Company, and Taihe Samoa became the controlling shareholder of the Company.

On February 15, 2023, the Company and its wholly-owned subsidiary HuaYin, entered into a Share Exchange Agreement to consummate business acquisitions of (1) PT Bentan Eja Industri, (2) PT Mega Bakau Citrawisata, and (3) PT Mangrove Industry Park Indonesia, entities organized under the laws of Indonesia (the “Target Entities”). Upon closing and completion of the contemplated transaction, each of the Target Entities will be a wholly-owned subsidiary of HuaYin. The closing and completion of the contemplated transaction is subject to various conditions set forth in the Share Exchange Agreement.

PT Bentan Eja Industri and PT Mega Bakau Citrawisata engage in the development and construction of lands and properties relating to tourism integrating real estates, villas as well as hospitality services located in Bintan Island Indonesia. PT Mangrove Industry Park Indonesia engages in cargo freight logistic services located in Bintan Island Indonesia.

(b) Business of Issuer

At this time, the Company has identified or understandings with respect to a potential merger, acquisition, reverse merger or business combination candidate pursuant to which the Company may become an operating company. However, there can be no assurance that this merger will be successfully completed. Until the transaction is effectuated, the Company does not expect to have significant operations.

The Company is moving in a new direction and has no history of performance. We are in the business of development and construction of lands and properties relating to tourism integrating real estates, villas as well as hospitality services and cargo freight logistic services. The current management have experience in such industries.

At present financial revenue has not yet been realized. The Company hopes to raise capital in order to fund the acquisitions and expenses of the business operations.

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

Competition

Our company expects to compete with many countries in similar industry. In addition, there are several competitors that are larger and more profitable than the Company. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry changes and grows. Additionally, increased competition is possible to the extent that new geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes. We believe that diligently establishing and expanding our funding sources will establish us in an already established industry. Additionally, we expect that establishing our offerings and supply chain management are factors that mitigate the risk associated with operating in a developing competitive environment.

Compliance with development and construction or logistics guidelines will increase development costs and the cost of operating our business. In turn, we may not be able to meet the competitive price point for our end product dictated by the market and our competitors.

Again, these are forward looking statements and not an indication of past performance. There is no guarantee that we will be able to implement our business plan and have no merger candidates as of the time of this filing.

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

Employees

The Company currently has one officer, two directors and no employees. We anticipate that we will begin to fill out our management team as and when we raise capital to execute our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B.	Unresolved Staff Comments

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 2.	Properties

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

Item 3.	Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a) Market information.

Our common stock is currently quoted on the OTC market "Pink Sheets" under the symbol TIHE and there is limited liquidity in the public trading market for the class of common equity. Although our stock is quoted on OTC markets, the existence of limited or sporadic quotations should not of itself be deemed to constitute an established public trading market. There is no established public trading market for our shares. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High ($)	Low ($)
Year ended December 31, 2022
First Quarter	1,212.12	909.09
Second Quarter	3,030.30	909.09
Third Quarter	7,575.76	1,363.64
Fourth Quarter	303.03	303.03
Year Ended December 31, 2021:
First Quarter	3030.30	1,318.18
Second Quarter	1,196.97	962.12
Third Quarter	297	297.00
Fourth Quarter	297	297.00

(b) Holders.

As of March 10, 2023, there are approximately 295 holders of an aggregate of 100,003,919 shares of our Common Stock issued and outstanding.

(c) Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the president intention of management to utilize all available funds for the development of the Registrant’s business.

(d) Securities authorized for issuance under equity compensation plans.

None.

Item 6.	Selected Financial Data.

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

Our business plan includes development and construction of lands and properties relating to tourism integrating real estates, villas as well as hospitality services as well as cargo freight logistic services. We are tentatively looking for capital or different target companies in same industry for acquisition for our business plan.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2022, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Recent Developments

On January 31, 2023, certain shareholders of Taihe Group, Inc (the “Company”) agreed and transferred 89.9 million shares of its common stock, par value $0.001 per share; and 10 million shares of its Series A preferred stock, par value $0.001 per share (the “Share Transfer”) to Taihe Group Limited (Taihe Samoa), a Company organized under the law of Samoa, of which Mr. Sukardi is the controlling shareholder of Taihe Samoa, for the acquisition of HuaYin International Group Limited (“Hua Yin”), a corporation organized under the laws of the British Virgin Island. Upon completion of the Share Transfer, HuaYin became the wholly-owned subsidiary of the Company, and Taihe Samoa became the controlling shareholder of the Company.

Results of Operations Comparison of the Years ended December 31, 2022 and 2021

Revenue

We had no revenues from operations during either 2022 or 2021.

General and Administrative Expense

General and Administrative Expenses were $43,967 for the year ended December 31, 2022 compared to $29,219 for the year ended December 31, 2021, an increase of $14,748 or approximately 34%. The increase resulted from professional fees incurred being a reporting entity

Net Loss

We had a net loss of $43,967 for the year ended December 31, 2022, compared to $29,219 for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had $0 of cash and have negative working capital of $43,967.

We had net cash used in operating activities in the amount of $41,881 and net cash provided from financing activities of $41,881 for the year ended December 31, 2022. We had net cash used in operating activities in the amount of $29,219 and net cash provided from financing activities of $29,219 for the year ended December 31, 2022. The Company received its financing from related parties to fund for its operation.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we have not yet generated any revenue, had a net loss of $43,967 and have an accumulated stockholders’ deficit of $10,891,721 as of December 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

Refer to Note 2 of Financial Statements for details.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 8.	Financial Statements and Supplementary Data.

The full text of the Company’s financial statements for the years ended December 31, 2022 and 2021, begins on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting was not effective as of December 31, 2022.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2022 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2022.

Item 9B.	Other Information.

N/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Officers and directors and additional information concerning them are as follows:

Name	Age	Position
Mr. Sukardi	58	Chairman and Director
Yanping Sheng	61	CEO, President, Secretary, Treasurer, Director

Mr. Sukardi, born in Indonesia, left his hometown to start a business in Singapore in the 1980s. As a young man full of inspirations, he founded EJ Young group in 1985 with an annual turnover of S$600 million; where its ventures include hotels, real estate, construction, etc. In 1990, he was named one of the "Top Ten Outstanding Young Entrepreneurs" of the year for his outstanding leadership and management. In 2000, he founded SunCity Group holding Limited to export Indonesian timber and wooden flooring to China. With such, he established Indonesian Home Life center with a premium brand name "Indonesian Streets", where he opened a flagship store in Shanghai in 2008, with branches and franchise stores in Beijing, Hangzhou, Kunming and Macau. Currently, he is developing a modern satellite city integrating tourism, life and trade on 200 hectares of land in Bintan Island. The total investment of this venture is estimated at $700 million, with an estimated value of $5 billion. He firmly believes that it is a responsibility to make a meaningful contribution to society.

Mr. Yan Ping Sheng graduated from Tsinghua University with the credentials of EMBA and a degree in Risk Management. His employment is as follows:

•	2013 to present, prepared for the registration of World Financial Holding Group (HK) and he has been served as CEO
•	2014 to present, participated in the merger and acquisition of Baying Ecological Holding Group Inc (ticker symbol: BYIN)
•	2017 to present, participated in the merger and acquisition of Dong Fang Hui Le Inc. (ticker symbol: DFHL)
•	2018 to present, CEO of World Financial Holding Group (USA)
•	2018 to present, served as CEO of Shanghai Capital Holding Co., Ltd
•	2018 to present, Yan Ping Sheng served as the director of World Capital Holding Ltd (BVI)
•	2018 to present, served as CEO and CFO of the Company
•	2018 to present, served as CEO of Shanghai Qifan Enterprise Management Co., Ltd.

While serving as an officer of these companies, Mr. Sheng formulated medium and long-term development strategies and corporate development goals. His experience includes presiding over board meetings, reviewing financial reports, external relations, and assessment and monitoring of senior personnel.

Director Independence

Our board of directors is currently composed of two members, who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationship exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our directors or executive officers, other business interests and their involvement with the Company.

Item 11.	Executive Compensation

For each of the years ended December 31, 2022, and 2021 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers and directors.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2022 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
World Capital Holding Ltd (4)	10,100,000	10.0996%
Taihe Group Limited (5)	89,900,000	89.8965%

	Amount and Nature of Beneficial Ownership Preferred Stock (3)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Taihe Group Limited (5)	10,000,000	100%

(1)	Except as otherwise set forth above, the address of each beneficial owner is c/o Taihe Group, Inc., 528 Pudong Road, 16th Floor, Shanghai 200120, China
(2)	Based on 100,003,919 shares of common stock issued and outstanding as of December 31, 2022, together with securities exercisable or convertible into shares of common stock with respect to such securities.
(3)	Based on 10,000,000 shares of preferred stock issued and outstanding as of December 31, 2022.
(4)	Mr. Yan Ping Sheng is a director, officer of World Capital Holding Ltd
(5)	Mr. Sukardi is majority shareholder, director and officer of Taihe Group Limited

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

World Capital Holding Ltd and Taihe Group Limited are considered control persons and acquired control of the Company. World Capital Holding Ltd purchased the 3,334 (100,000,000 pre-reverse split) shares of the Company’s Restricted Common Stock and 10,000,000 shares of Convertible Series A Preferred Shares. These shares represent the controlling block of stock and were purchased from Small Cap Compliance, LLC for $260,000.

Transactions with Related Persons

Mr. Yan Ping Sheng, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing without maturity date. The outstanding amount due to related parties was $41,881 and $nil as of December 31, 2022 and 2021, respectively.

On May 17, 2022, the Company issued 9,500,000 shares of Series A Preferred Stock and 100,000,000 shares of Common Stock to the new owners and management.

On October 22, 2021, the Company issued 17 shares of Common Stock and 500,000 shares of Series A preferred stock to the appointed custodian Ms. Keaveney in the name of Small Cap Compliance, LLC for services and reimbursement of expenses incurred.

Item 14.	Principal Accounting Fees and Services

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31 for professional audit services rendered by our independent registered public accounting firm:

	December 31, 2022	December 31, 2021

Audit fees	$18,650	$17,500
Audit-related fees
Tax fees
All other fees
Total	$18,650	$17,500

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:
•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

Pre-Approval Policies and Procedures

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAIHE GROUP, INC.

By:	/s/ Yanping Sheng
Yanping Sheng, Chief Executive Officer Chief Financial Officer

Date:  March 30, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Taihe Group, Inc. (Formerly NuOncology Labs, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Taihe Group, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 30, 2023

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,086	$–
Due to related party	41,881	–
Total Current Liabilities	43,967	–
Total Liabilities	43,967	–

Commitment & contingencies	–	–

Stockholders' Deficit
Series A Preferred Stock, $0.001 par value; 10,000,000 shares authorized, 10,000,000 and 500,000 shares issued and outstanding, respectively	10,000	500
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized, 100,003,919 and 3,919 shares issued and outstanding, respectively	10,000	–
Additional paid-in capital	10,827,754	10,847,254
Accumulated loss	(10,891,721)	(10,847,754)
Total Stockholders' Deficit	(43,967)	–
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2022	2021
Revenues	$–	$–

Operating expenses
Professional fees	32,697	29,219
Management fees	–	–
Other general & administrative expense	11,270	–
Total operating expenses	43,967	29,219
Loss from operations	(43,967)	(29,219)

Other Income (Expenses)
Interest income (expense)	–	–
Total Other Income (Expenses)	–	–

Net loss before income taxes	(43,967)	(29,219)
Income tax expense	–	–
Net loss	$(43,967)	$(29,219)

Loss per Share - Basic and Diluted	$0.000	$0.000
Weighted Average Shares Outstanding - Basic and Diluted	62,743,645	3,905

See accompanying notes to financial statements

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2022 and 2021

	Series A Preferred Stock		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.0001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2020	–	$–	3,902	$–	$10,818,535	$(10,818,535)	$–
Shares issued for related party debt payable	500,000	500	17	–	28,719	–	29,219
Net loss	–	–	–	–	–	(29,219)	(29,219)
Balance December 31, 2021	500,000	$500	3,919	$–	$10,847,254	$(10,847,754)	$–

Balance, December 31, 2021	500,000	$500	3,919	$–	$10,847,254	$(10,847,754)	$–
Shares issued to related party	9,500,000	9,500	100,000,000	10,000	(19,500)	–	–
Net loss	–	–	–	–	–	(43,967)	(43,967)
Balance December 31, 2022	10,000,000	$10,000	100,003,919	$10,000	$10,827,754	$(10,891,721)	$(43,967)

See accompanying notes to financial statements

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(43,967)	$(29,219)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities	–	–
Accounts payable and accrued expenses	2,086	–
Net Cash Used in Operating Activities	(41,881)	(29,219)

Cash Flows from Investing Activities
Acquisition of fixed assets	–	–
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	41,881	29,219
Net Cash Provided by Financing Activities	41,881	29,219

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Shares issued for debt payable	$–	$29,219

See accompanying notes to financial statements

TAIHE GROUP, INC.

Formerly NUONCOLOGY LABS, INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the years ended December 31, 2022 and 2021

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2022 of $10,891,721 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2022 and 2021, the Company has 10,000,000 and 500,000 shares of Series A Preferred Stock issued and outstanding, respectively.

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

As of December 31, 2022 and 2021, the Company has 100,003,919 and 3,919 shares of Common Stock issued and outstanding, respectively.

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Yan Ping Sheng, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing without maturity date. The outstanding amount due to related parties was $41,881 and $nil as of December 31, 2022 and 2021, respectively.

On October 22, 2021, the Company issued 17 shares of common stock and 500,000 shares of Series A preferred stock to Small Cap Compliance, LLC, for services and reimbursement of expenses incurred as a custodian of the Company totaling $29,219.

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

The Company has accumulated approximately $73,186 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

The provision for Federal income tax consists of the following December 31:

	2022		2021
Federal income tax benefit attributable to:
Current Operations		$–		$–
Less: valuation allowance		–		–
Net provision for Federal income taxes		$–		$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$(15,369)	$–
Less: valuation allowance	15,369	–
Net deferred tax asset	$–	$–

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date that the financial statements were issued and has determined that the following items required to be disclosed or adjustments.

On January 31, 2023, certain shareholders of Taihe Group, Inc (the “Company”) agreed and transferred 89.9 million shares of its common stock, par value $0.001 per share; and 10 million shares of its Series A preferred stock, par value $0.001 per share (the “Share Transfer”) to Taihe Group Limited (Taihe Samoa), a Company organized under the law of Samoa, of which Mr. Sukardi is the controlling shareholder of Taihe Samoa, for the acquisition of HuaYin International Group Limited (“Hua Yin”), a corporation organized under the laws of the British Virgin Island. Upon completion of the Share Transfer, HuaYin became the wholly-owned subsidiary of the Company, and Taihe Samoa became the controlling shareholder of the Company. Taihe Samoa is a holding entity and has no or nominal operations.

