Form 10-Q
period 2023-03-31
Taihe Group, Inc.
filed 2023-05-30
CIK 1066719

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 18, 2023, there were 71,850,644 shares outstanding of the registrant’s Common Stock.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

BALANCE SHEETS

Unaudited

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$1,658	$2,086
Due to related party	61,495	41,880
Total Current Liabilities	63,153	43,966
Total Liabilities	63,153	43,966

Commitment & contingencies	–	–

Stockholders' Deficit
Series A Preferred Stock, $0.001 par value; 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, respectively	10,000	10,000
Common Stock, $0.0001 par value; 1,000,000,000 shares authorized, 100,003,919 and 100,003,919 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	10,827,754	10,827,754
Accumulated loss	(10,910,907)	(10,891,720)
Total Stockholders' Deficit	(63,153)	(43,966)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2023	2022
Revenues	$–	$–

Operating expenses
Professional fees	17,319	12,281
Other general & administrative expense	1,868	–
Total operating expenses	19,187	12,281
Loss from operations	(19,187)	(12,281)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net loss before income tax	(19,187)	(12,281)
Income tax expense	–	–
Net loss	$(19,187)	$(12,281)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(3.134)
Weighted Average Shares Outstanding - Basic and Diluted	100,003,919	3,919

See accompanying notes to financial statements

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2023 and 2022

Unaudited

	Preferred Stock Series A		Common Stock		Additional		Total
		Par Value,		Par Value,	Paid-In	Accumulated	Stockholders’
	Shares	$0.001	Shares	$0.001	Capital	Income (loss)	Deficit
Balance, December 31, 2021	500,000	$500	3,919	$–	$10,847,254	$(10,847,754)	$–
Net loss	–	–	–	–	–	(12,281)	(12,281)
Balance, March 31, 2022	500,000	500	3,919	–	10,847,254	(10,860,035)	(12,281)

Balance, December 31, 2022	10,000,000	10,000	100,003,919	10,000	10,827,754	(10,891,720)	(43,966)
Net loss	–	–	–	–	–	(19,187)	(19,187)
Balance, March 31, 2023	10,000,000	$10,000	100,003,919	$10,000	$10,827,754	$(10,910,907)	$(63,153)

See accompanying notes to financial statements

Taihe Group, Inc.

FORMERLY NuOncology Labs, Inc.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(19,187)	$(12,281)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(428)	–
Net Cash Used in Operating Activities	(19,615)	(12,281)

Cash Flows from Investing Activities
Acquisition (Disposal) of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	19,615	12,281
Net Cash Provided by Financing Activities	19,615	12,281

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Dividends declared and accrued	$–	$–
Shares issued for debt payable	$–	$–

See accompanying notes to financial statements

TAIHE GROUP, INC.

Formerly NUONCOLOGY LABS, INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2023

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

On January 31, 2023, certain shareholders of the “Company” transferred 89.9 million shares of its common stock, par value $0.001 per share; and 10 million shares of its Series A preferred stock, par value $0.001 per share (the “Share Transfer”) to Taihe Group Limited (Taihe Samoa), a Company organized under the law of Samoa, of which Mr. Sukardi is the controlling shareholder of Taihe Samoa, for the acquisition of HuaYin International Group Limited (“Hua Yin”), a corporation organized under the laws of the British Virgin Island. Upon completion of the Share Transfer, HuaYin became the wholly-owned subsidiary of the Company, and Taihe Samoa became the controlling shareholder of the Company. Taihe Samoa is a holding entity and has no or nominal operations.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2022.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2023 of $10,910,907 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2023 and December 31, 2022, the Company has 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

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

As of March 31, 2023 and December 31, 2022, the Company has 100,003,919 shares of Common Stock issued and outstanding, respectively.

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Yan Ping Sheng, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing without maturity date. The outstanding amount due to related parties was $61,495 and $41,880 as of March 31, 2023 and December 31, 2022, respectively.

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

The Company has accumulated approximately $367,693 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of March 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

The provision for Federal income tax consists of the following for the three months ended March 31:

	March 31,	March 31,
	2023	2022
Federal income tax benefit attributable to:
Current operations income taxes (benefits)	$(4,029)	$(4,070)
Less: valuation allowance	4,029	4,070
Net provision for federal income taxes (benefits)	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax asset amount is as follows:

	March 31,	December 31,
	2023	2022
Deferred tax asset attributable to:
Net operating loss carryover	$(77,216)	$(73,186)
Less: valuation allowance	77,216	73,186
Net deferred tax asset	$–	$–

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date that the financial statements were issued and has determined no items required to be disclosed or adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Taihe Group, Inc. formerly NuOncology Labs, Inc. (the “Company”) for the three months ended March 31, 2023 and 2022, and the notes thereto.

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

Overview

Taihe Group, Inc. formerly NuOncology Labs, Inc. is a under development company that is in the business of development and construction of lands and properties relating to tourism integrating real estates, villas as well as hospitality services and cargo freight logistic services. The business involves finance, trade, culture, tourism, real estate, new energy, health care, etc. between China and Indonesia under the “One Belt and One Road” initiatives in Indonesia. The Company operates and intends to further obtain a diversified portfolio of subsidiary companies. With a variety of assets, products, and ancillary offerings in a variety of industries, management believes the Company’s business model is positioned to capitalize on, and adapt to, changing market conditions. As of this filing, we have not raised any capital and our business is not yet operational, and the Company is focused on raising capital for its business plan.

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

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report

Three Months Ended March 31, 2023 and 2022

Revenue

For the three months ended March 31, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were $19,187 compared to $19,381 for the three months ended March 31, 2022. Operating expenses remain unchanged for both periods due to other professional fee and other general and administrative fees incurred during the periods.

For the three months ended March 31, 2023, professional fees were $17,319, an increase of $1,838, as compared to $15,481 for the three months ended March 31, 2022. The increase is related to accounting and audit fees, and SEC filing fees between the two periods.

Other Income and Expenses

For the three months ended March 31, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended March 31, 2023, the Company had a net loss of $19,187 compared to the three months ended March 31, 2022 of a net loss of $19,381. The net loss resulted from increase of operating expenses

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had no cash and had a working capital deficit of $63,153 and 43,966, respectively.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $61,495 and $41,880 as of March 31, 2023 and December 31, 2022.

Operating Activities

Net cash used in operating activities was $19,615 for the three months ended March 31, 2023 as compared to $12,281 for the same period in 2022.

For three months ended March 31, 2023 net operating loss was $19,187 as compared to $19,381 for the three months ended March 31, 2022. Accounts payable and accrued expenses decreased by $428 as compared to an increase of $7,100 for the three months ended March 31, 2022. The changes in accrued expenses is related to accruals and payments of other professional fees.

Investing Activities

No investing activities occurred during the three months ended March 31, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $19,615 for the three months ended March 31, 2023 as compared to $12,281 for the same period in 2022.

During the three months ended March 31, 2023, the Company received advances of $19,615 from a related party for working capital purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company did not sell any unregistered securities.

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

Date: May 30, 2023	TAIHE GROUP, INC.
FORMERLY NUONCOLOGY LABS, INC.

By: /s/ Yan Ping Sheng
Name: Yan Ping Sheng
Title: Chief Executive Officer and Chief Financial officer

